Form 10-Q
period 1996-03-31
TRANSPORT HOLDINGS INC
filed 1996-05-14
CIK 946676

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                        ___________________________

                                 FORM 10-Q

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                    OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from _________ to _________.
                      Commission file number 0-26652

                          TRANSPORT HOLDINGS INC.
          (Exact name of registrant as specified in its charter)

           DELAWARE                          13-3595073
 (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

        714 MAIN STREET                         76102
       FORT WORTH, TEXAS                     (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code (817) 390-8000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes  X          No


As of April 29, 1996, there were 1,590,461 shares of the registrant's Class A Common Stock, $.01 par value, outstanding.

                           TRANSPORT HOLDINGS INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS

                                                                       Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . .               1

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations . . .          8


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .              12

Item 2.  Changes in Securities . . . . . . . . . . . . . .              12

Item 3.  Defaults Upon Senior Securities . . . . . . . . .              12

Item 4.  Submission of Matters to a Vote of Security Holders            12

Item 5.  Other Information . . . . . . . . . . . . . . . .              12

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .              12

TRANSPORT HOLDINGS INC.

Condensed Consolidated Balance Sheets

                                                                        (in thousands)
                                                                  March 31,      December 31,
                                                                    1996           1995
ASSETS                                                           (unaudited)     (a) <F1>
                                                                ------------- ---------------
Fixed maturities available for sale, at market
    (cost:  1996 - $497,629; 1995 - $482,626)                    $   510,808  $  518,303
Equity securities, at market
    (cost:  1996 - $76; 1995 - $1,850)                                   886       3,473
Mortgage loans on real estate                                          8,700       9,348
Investment in real estate                                                196         195
Policy loans                                                          18,071      18,487
Short-term investments                                                20,651      22,952
Other investments                                                      4,857       4,872
                                                                  -----------   ---------
    Total investments                                                564,169     577,630

Cash and cash equivalents                                             (6,718)      2,198
Accrued investment income                                              6,115       6,258
Premiums due and unpaid                                                6,312       4,918
Due from reinsurers                                                  308,864     298,867
Due from agents                                                        4,059       5,332
Value of insurance in force                                           11,783      12,177
Deferred policy acquisition costs                                     29,111      29,531
Debt issue costs                                                       3,590       3,738
Other assets                                                           9,753       9,839
                                                                  -----------  ----------
        Total assets                                             $   937,038 $   950,488
                                                                  ===========  ==========
                                                                               (Continued)

TRANSPORT HOLDINGS INC.

                                                                        (in thousands)
                                                                  March 31,      December 31,
                                                                    1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY                             (unaudited)      (a) <F1>
                                                                ------------- ---------------
Notes payable to banks                                           $    60,250  $   60,250
Subordinated convertible notes payable                                50,000      50,000
Future policy benefits                                               326,271     315,253
Unearned premiums                                                     37,967      39,961
Policy and contract claims                                           229,921     229,179
Other policyholder funds                                               3,255       3,130
Income taxes payable                                                  21,696      28,074
Accrued expenses and other liabilities                                14,221      20,546
                                                                 -----------   ---------
        Total liabilities                                            743,581     746,393

Stockholders' equity
    Preferred stock, $0.01 par value per share, 2,000,000
      shares authorized, 182,060 shares issued and
      outstanding at March 31, 1996, redemption value
      $48,318 at March 31, 1996                                       45,515      45,515
    Class A common stock, $0.01 par value per share,
       8,000,000 shares authorized, 1,590,461
       shares issued and outstanding at March 31, 1996                    16          16
    Class B common stock, $0.01 par value per share,
       2,000,000 shares authorized, none issued                          - -         - -
    Paid in capital                                                  169,665     169,665
    Unrealized appreciation of securities, net                         9,092      24,245
    Retained (deficit)                                               (30,831)    (35,346)
                                                                 ------------  ----------
        Total equity                                                 193,457     204,095
                                                                 ------------  ----------
Total liabilities and stockholders' equity                       $   937,038  $  950,488
                                                                 ============  ==========

<F1>
(a) Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

TRANSPORT HOLDINGS INC.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)
                                                                     Three Months Ended
                                                                          March 31,
                                                                     1996         1995
                                                                  ----------  ------------
Revenues:
    Net premium income                                           $    27,932  $   55,815
    Investment income, net of related expenses                         9,859      12,637
    Realized investment gains                                            339         479
    Other income                                                         300           0
                                                                 -----------   ---------
        Total revenues                                                38,430      68,931

Benefits and expenses:
    Incurred claims and other policy benefits, net                    18,408      38,295
    Commissions                                                        5,769      12,194
    Capitalization of deferred policy acquisition costs               (1,347)     (4,206)
    Amortization of deferred policy acquisition costs
      and value of insurance in force                                  2,160       5,195
    Interest expense and amortization
        of debt issue costs                                            2,326           0
    Other operating expenses                                           4,168       6,617
                                                                 -----------   ---------
        Total benefits and expenses                                   31,484      58,095
                                                                 -----------   ---------
        Income before tax                                              6,946      10,836

    Provision for federal income tax                                   2,431       3,638
                                                                 -----------   ---------
        Net income                                               $     4,515  $    7,198
                                                                 ===========   =========

Earnings per share:

        Primary                                                  $      1.95  $    (a) <F2>
                                                                 ===========   =========

        Fully diluted                                            $      1.22  $    (a) <F2>
                                                                 ===========   =========

<F2>
(a) No per share amounts were applicable to the 1995 period, which was prior to the distribution of the Company's shares to the public.

See accompanying notes to condensed consolidated financial statements.

TRANSPORT HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                                                      (in thousands)
                                                                   Three Months Ended
                                                                       March 31,
                                                                   1996          1995
                                                                ----------    ----------
Operating activities:
    Net income                                                   $     4,515  $    7,198
    Adjustments to reconcile net income to net cash
       provided by operating activities:
        Gain on sale of securities                                      (339)       (479)
        Accretion of bond discount or premium                           (515)       (290)
        Amortization debt issue costs                                    148
        Change in assets and liabilities:
            Accrued investment income                                    143         963
            Premiums due and unpaid                                   (1,394)        829
            Due from reinsurers                                       (9,997)      8,064
            Due from agents                                            1,273         952
            Value of insurance in force                                  394         675
            Deferred policy acquisition costs                            420         312
            Other assets                                                  86         (76)
            Reserves for future policy benefits and claims             9,891        (717)
            Income taxes payable                                       1,781         539
            Accrued expenses and other liabilities                    (6,325)     (1,084)
                                                                    ---------  ----------
                     Net cash provided by operating activities            81      16,886

Investing activities:
    Sale of fixed maturities                                          29,679      16,871
    Maturity of fixed maturities                                       2,400           0
    Sale of common stock                                               2,487      19,890
    Sale of preferred stock                                                0       1,940
    Purchase of fixed maturities                                     (46,943)    (87,819)
    Purchase of common stock                                               0     (16,800)
    Principal payments on mortgages                                      648         217
    Principal payments on policy loans                                   416       1,252
    Security transactions in course of settlement                          0      13,363
    Change in short-term and other  invested assets                    2,316      26,345
                                                                 ------------  ----------
                     Net cash used in investing activities            (8,997)    (24,741)

Decrease in cash and cash equivalents                                 (8,916)     (7,855)
Cash and cash equivalents at beginning of period                       2,198       3,096
                                                                 ------------  ----------
Cash and cash equivalents at end of period                       $    (6,718) $   (4,759)
                                                                 ============  ==========
Supplemental disclosure of cash flow information:
    Cash paid for taxes                                          $       650  $    3,100
    Interest  paid                                               $     2,532  $        0

See accompanying notes to condensed consolidated financial statements.

TRANSPORT HOLDINGS INC.


Condensed Consolidated Statement of Stockholders' Equity
(unaudited)
(in thousands except share amounts)

                                                 Class A                        Unrealized
                             Preferred Stock     Common Stock                   appreciation
                             ------------------- ------------------            (depreciation)
                             Shares              Shares             Paid in    of securities,   Retained
                             Issued     Amount   Issued      Amount Capital    net              Deficit     Total
                             -------- ---------- ---------- ------- ---------- ---------------- ----------- ------------
Balance December 31, 1995     182,060 $   45,515  1,590,461 $    16 $  169,665 $      24,245     $  (35,346) $   204,095

Net income                                                                                           4,515        4,515

Unrealized investment gains,
    net of taxes                                                                       (15,153)                 (15,153)
                              ------- ----------  --------- ------- ---------- ----------------- ----------- ------------
Balance, March 31, 1996       182,060 $   45,515  1,590,461 $    16 $  169,665 $          9,092  $  (30,831) $    193,457
                              ======= ==========  ========= ======= ========== ================= =========== ============

See accompanying notes to condensed consolidated financial statements.

TRANSPORT HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Transport Holdings Inc. (the "Company") was incorporated under the laws of the State of Delaware. The Company is the sole stockholder of Intermediate Holdings Inc., a Delaware corporation. Intermediate Holdings Inc. is the sole stockholder of TLIC Life Insurance Company, a Texas life insurance company, and TLSD Inc., a Delaware corporation, both organized in 1995. TLIC Life Insurance Company is the sole stockholder of Transport Life Insurance Company, a Texas life insurance company organized in 1958 and in continuous operation since that time. Transport Life Insurance Company in turn owns all of the common stock of Continental Life Insurance Company, a Texas insurance company formed and in continuous operation since 1969, and a wholly owned subsidiary of Transport Life Insurance Company since 1971.
 TLIC Life Insurance Company, Transport Life Insurance Company, and Continental Life Insurance Company are principally engaged in the supplemental life and health insurance business.

These condensed consolidated financial statements include the accounts of the Company, Intermediate Holdings Inc., TLSD Inc., TLIC Life Insurance Company, Transport Life Insurance Company, and Continental Life Insurance Company, which have been combined for all periods presented. All material intercompany accounts and transactions have been eliminated. Prior to September 1995, there were no material assets, liabilities, or results of operations for any of the consolidated companies except Transport Life Insurance Company and Continental Life Insurance Company.

2. Basis of Presentation

The condensed consolidated financial statements as of and for the three months ended March 31, 1996 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report dated March 22, 1996 and furnished to stockholders of the Company. The results of operations for the three month period ended March 31, 1996 should not be considered indicative of the results to be expected for the entire year.

3.  Earnings Per Share

All of the Company's 1,590,461 shares of Class A Common Stock were issued on September 29, 1995. Primary earnings per share was based on the number of Class A shares outstanding. Fully diluted earnings per share was based on the number of shares that would be outstanding if the $50 million of subordinated convertible notes payable were converted into Class A shares (if such notes were presently convertible into Class A shares) and assuming the exercise of outstanding stock options using the treasury stock method. None of the stock options outstanding are currently exercisable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

 AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I, Item 1, along with management's discussion and analysis of financial condition and results of operations found in the Company's Annual Report dated March 22, 1996.

     The Company is principally engaged in the supplemental life and health insurance business through its operating subsidiaries, TLIC Life Insurance Company, Transport Life Insurance Company and Continental Life Insurance Company.


RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to three months ended
March 31, 1995

     Overview

     The Company sold its long term care business effective October 1, 1995. Results for the first quarter of 1996, as compared to the first quarter of 1995, reflect a reduction in premiums, benefits, and investment income because of the sale of this business. In addition, the Company incurred interest expense on bank debt and the subordinated convertible notes in the first quarter of 1996. These notes were issued on September 29, 1995.

     Premium Income

     Premium income, net of reinsurance, decreased by 50% or $27.9 million to $27.9 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, principally as a result of the sale of the long term care business. Long term care insurance premiums were $25.8 million in the first quarter of 1995 as compared to none in the first quarter of 1996. Cancer insurance premiums declined $0.7 million or 4% to $17.3 million. The decrease for cancer insurance premiums is attributable to reduced sales in the past several years. The Company expects the decline in premium income to continue for at least six months as a result of the declines in new sales in prior periods.

     New annualized premium for cancer and heart/stoke insurance decreased 17% or $0.6 million to $2.7 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The Company believes that the factors which resulted in sales declines in 1995, 1994 and 1993 have continued to impact new annualized premium. These factors include the Company's cancer insurance marketing agencies process of adjusting to a rate increase environment and to selling policies with more limited radiation and chemotherapy benefits.

     Net Investment Income

     Net investment income decreased by 22% or $2.8 million to $9.9 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease resulted primarily from lower levels of invested assets because of the sale of the long term care business. Invested assets were $564 million at March 31, 1996 as compared to $741 million at March
31, 1995, a decrease of $177 million or 24%.  In December 1995, the Company transferred $250 million to the buyer of the long
term care business in connection with the sale.   During the
first quarter of 1996, the Company sold most of its equity securities and reinvested the proceeds in fixed maturity securities. Equity securities (at market) were $0.9 million at March 31, 1996 as compared to $3.5 million at December 31, 1995.

     Investment income is impacted by, among other things, changes in prevailing market interest rates and the creditworthiness and period to maturity of the Company's investments. Investment income in future periods may differ from past experience as a result of changes in any or all of these factors. Significant increases or decreases in investment income could correspondingly affect future results of operations.

     Other Income

     Other income was $0.3 million in the three months ended March 31, 1996, relating to incentive management fees on business the Company administers for a third party. There was no other income in 1995.

     Net Claims and Other Policy Benefits

     Benefits decreased by 52% or $19.9 million to $18.4 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily as a result of the sale of the long term care business. Benefits for long term care business were $19.7 million in the first quarter of 1995, and none in the first quarter of 1996. Benefits for cancer insurance increased by $0.2 million to $11.2 million and benefits for major/catastrophic hospital insurance decreased by $0.9 million. The provision for benefits is impacted by the number of policyholders who qualify for benefits, along with the severity and duration of their claims, as well as the Company's estimates of future obligations on policies currently in force. Any or all of these factors may change in the future, causing the provision for benefits to increase or decrease with a corresponding impact on results of operations.

     Commissions and Deferred Policy Acquisition Costs

     Commissions paid decreased by 53% or $6.4 million to $5.8 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily as a result of the sale of the long term care business. Commissions for long term care business declined by $5.3 million as compared to the first quarter of 1996. Commissions paid on cancer, heart/stroke, and other accident and health insurance declined by $0.6 million or 10% as a result of lower new sales. First year commissions capitalized declined $1.8 million and other capitalized expenses related to the production of new business declined $1.1 million as a result of the sale of the long term care business and lower new sales of cancer, heart/stroke, and other accident and health insurance.

     Amortization of deferred policy acquisition costs and value of insurance in force declined by 58% or $3.0 million to $2.2 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily as a result of the sale of the long term care business and the extinguishment of deferred assets associated with that business upon sale.

     Interest Expense

     Interest expense was $2.3 million for the three months ended
March 31, 1996. There was no interest expense in the first quarter of 1995, which was prior to the date of the Company's long term borrowings.

     Other Operating Expenses

     Administrative expenses decreased by 37% or $2.4 million to $4.2 million for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. In the first quarter of 1996, the Company received $1.5 million of expense reimbursements related to long term care insurance for cost of administering the business on behalf of the buyer and premium tax reimbursements. The remainder of the decrease resulted primarily from staff reductions made in connection with the sale of the long term care business.


EARNINGS PER SHARE

      The Company was a wholly owned subsidiary of Travelers Group Inc. until September 29, 1995, and no earnings per share are presented for the first quarter of 1995. Earnings per share are presented for the three months ended March 31, 1996. For the quarter, $1.4 million of earnings accrued to the benefit of the preferred stockholder. Fully diluted earnings per share includes the effect on earnings per share had the subordinated convertible notes been converted into Class A Common shares. These notes are not presently convertible. They become convertible into Class B Common stock in September 1996 and into Class A Common stock in 2000 (earlier under certain circumstances). Fully diluted earnings per share also includes the effect of outstanding stock options using the treasury stock method. None of the Company's stock options outstanding are presently exercisable.

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 None

ITEM 2.  CHANGES IN SECURITIES

 None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None

ITEM 5.  OTHER INFORMATION

 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a. Exhibits

     EXHIBIT
       NO.                    DESCRIPTION
     3.1(i)  Restated Certificate of Incorporation of Registrant.(1) <F3>

     3.2(i)  Certificate of Designation of Series A Cumulative Exchangeable
             Preferred Stock of Registrant.(2) <F4>

     3.3(ii) Amended and Restated Bylaws of Registrant.(1) <F3>

     4.1     Form of Class A Common Stock Certificate.(3) <F5>

     4.2     Subordinated Convertible Loan Agreement dated as of
             June 12, 1995, among the Registrant, Travelers Group Inc.
             ("Travelers") and the Lenders named therein (the
             "Lenders").(3) <F5>

     4.3     Amendment No. 1 to Subordinated Convertible Loan
             Agreement dated as of August 7, 1995, among the Registrant, Travelers and the Lenders.(2) <F4>

     4.4 Amendment No. 2 to Subordinated Convertible Loan Agreement dated as of January 16, 1996, among the Registrant, Insurance Partners, L.P. and Insurance Partners Offshore
             (Bermuda), L.P.(4) <F6>

     4.5     Form of Series A Note.(3) <F5>

     4.6     Form of Series B Note.(3) <F5>

     4.7     Preferred Stock Registration Rights Agreement among
             Travelers and Registrant dated as of June 12, 1995.(3) <F5>

     4.8     Convertible Debt Registration Rights Agreement among the
             Registrant and the Lenders dated as of June 12, 1995.(3) <F5>

     4.9     Warrants to purchase Class A Common Stock of the
             Registrant.(2) <F4>

     4.10    Warrant Stock Registration Rights Agreement, dated
             September 29, 1995, between Registrant and The Lasater
             Children's 1995 GST Exempt Trusts and The Sharpe
             Children's 1995 GST Exempt Trusts.(2) <F4>

     4.11 Form of Indenture between the Registrant as Issuer and ____________ as Trustee for the Junior Subordinated
             Exchange Debentures due 2006.(3) <F5>

     4.12    Pledge Agreement between the Registrant and Insurance
             Partners Advisors, L.P. as agent.(1) <F3>

    11.1     Schedule of Computation of Earnings Per Share.(5) <F7>

    27       Financial Data Schedule.(5) <F7>

- - -------------

<F3>
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
<F4>
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 29, 1995, and incorporated herein by reference.
<F5>
(3) Previously filed as an exhibit to the Company's Registration Statement No. 33-94960 on Form S-1, and incorporated herein by reference.
<F6>
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
<F7>
(5) Filed herewith.

 b. Report on Form 8-K

 None

                                 SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Transport Holdings Inc.

May 14, 1996                  By:      DEBORAH V. GREER
                                 ------------------------------
                                 Deborah V. Greer
                                 Vice President and Controller
                                 (Chief accounting officer and duly
                                  authorized officer of registrant)


