Form 10-Q
period 1996-06-30
TRANSPORT HOLDINGS INC
filed 1996-08-15
CIK 946676

_____________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ___________________________

                                   FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


                         Yes    X       No


As of July 31, 1996, there were 1,592,048 shares of the registrant's Class A Common Stock, $.01 par value, outstanding.



_____________________________________________________________________________

                            TRANSPORT HOLDINGS INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                         PAGE

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements........................................     1

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations............     8



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................    14

Item 2.   Changes in Securities.......................................    14

Item 3.   Defaults Upon Senior Securities.............................    14

Item 4.   Submission of Matters to a Vote of Security Holders.........    14

Item 5.   Other Information...........................................    14

Item 6.   Exhibits and Reports on Form 8-K............................    14

                            TRANSPORT HOLDINGS INC.

                     Condensed Consolidated Balance Sheets

                                                                       (in thousands)
                                                                    June 30,    December 31,
                                                                      1996         1995
ASSETS                                                            (unaudited)       (a) <F1>
                                                                  ------------  ------------
Fixed maturities available for sale, at market
     (cost:  1996 - $475,081; 1995 - $482,626)                    $   480,515   $   518,303
Equity securities, at market
     (cost:  1996 - $76; 1995 - $1,850)                                   886         3,473
Mortgage loans on real estate                                           8,579         9,348
Investment in real estate                                                 279           195
Policy loans                                                           17,833        18,487
Short-term investments                                                 24,075        22,952
Other investments                                                       4,821         4,872
                                                                    ----------    ----------
     Total investments                                                536,988       577,630

Cash and cash equivalents                                              (3,085)        2,198
Accrued investment income                                               6,426         6,258
Premiums due and unpaid                                                 6,828         4,918
Due from reinsurers                                                   319,750       298,867
Due from agents                                                         3,840         5,332
Value of insurance in force                                            11,295        12,177
Deferred policy acquisition costs                                      28,781        29,531
Debt issue costs                                                        3,596         3,738
Other assets                                                           10,119         9,839
                                                                    ----------    ----------
         Total assets                                             $   924,538   $   950,488
                                                                    ==========    ==========
                                                                                  (Continued)

                            TRANSPORT HOLDINGS INC.

                                                                       (in thousands)
                                                                   June 30,     December 31,
                                                                     1996          1995
LIABILITIES AND STOCKHOLDERS' EQUITY                              (unaudited)       (a) <F1>
                                                                  ------------  ------------
Notes payable to banks                                            $    58,250   $    60,250
Subordinated convertible notes payable                                 50,000        50,000
Future policy benefits                                                337,956       315,253
Unearned premiums                                                      36,619        39,961
Policy and contract claims                                            235,322       229,179
Other policyholder funds                                                2,848         3,130
Income taxes payable                                                   18,412        28,074
Accrued expenses and other liabilities                                 17,002        20,546
                                                                    ----------    ----------
         Total liabilities                                            756,409       746,393

Stockholders' equity
     Preferred stock, $0.01 par value per share, 2,000,000
       shares authorized; shares issued and outstanding:
       91,030 at June 30, 1996, 182,060 at December 31,
       1995; redemption value: $24,884 at June 30, 1996,
       $46,911 at December 31, 1995                                    22,758        45,515
     Class A common stock, $0.01 par value per share,
        8,000,000 shares authorized;  shares issued and
        outstanding:  1,592,048 at June 30, 1996, 1,590,461
        at December 31, 1995                                               16            16
     Class B common stock, $0.01 par value per share,
        2,000,000 shares authorized, none issued                        - -           - -
     Paid in capital                                                  169,732       169,665
     Unrealized appreciation of securities, net                         4,058        24,245
     Retained (deficit)                                               (28,435)      (35,346)
                                                                    ----------    ----------
         Total equity                                                 168,129       204,095
                                                                    ----------    ----------
Total liabilities and stockholders' equity                        $   924,538   $   950,488
                                                                    ==========    ==========

<F1>
(a)  Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

                            TRANSPORT HOLDINGS INC.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

                    (in thousands, except per share amounts)

                                                                       Three Months Ended          Six Months Ended
                                                                           June 30,                    June 30,
                                                                       1996          1995          1996          1995
                                                                    ----------    ----------    ----------    ----------
Revenues:
     Net premium income                                           $    27,690   $    52,803   $    55,622   $   108,618
     Investment income, net of related expenses                        10,020        13,403        19,879        26,040
     Realized investment gains                                            (25)         (110)          314           369
     Other income                                                         300           - -           600           - -
                                                                    ----------    ----------    ----------    ----------
         Total revenues                                                37,985        66,096        76,415       135,027

Benefits and expenses:
     Incurred claims and other policy benefits, net                    18,653        35,422        37,061        73,717
     Commissions                                                        5,564        10,961        11,333        23,155
     Capitalization of deferred policy acquisition costs               (1,241)       (3,451)       (2,588)       (7,657)
     Amortization of deferred policy acquisition costs
       and value of insurance in force                                  2,060         6,142         4,220        11,337
     Interest expense and amortization
         of debt issue costs                                            2,231           - -         4,557           - -
     Other operating expenses                                           3,786         6,733         7,954        13,350
                                                                    ----------    ----------    ----------    ----------
         Total benefits and expenses                                   31,053        55,807        62,537       113,902
                                                                    ----------    ----------    ----------    ----------
         Income before tax                                              6,932        10,289        13,878        21,125

     Provision for federal income tax                                   2,426         3,447         4,857         7,085
                                                                    ----------    ----------    ----------    ----------

         Net income                                               $     4,506   $     6,842   $     9,021   $    14,040
                                                                    ==========    ==========    ==========    ==========
Earnings per share:
         Primary                                                  $      1.91   $    (a) <F2> $      3.85   $    (a) <F2>
                                                                    ==========    ==========    ==========    ==========
         Fully diluted                                            $      1.20   $    (a)      $      2.42   $    (a)
                                                                    ==========    ==========    ==========    ==========

<F2>
(a) No per share amounts were applicable to the 1995 periods, which were prior to distribution of the Company's shares to the public.

See accompanying notes to condensed consolidated financial statements.

                            TRANSPORT HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                        (in thousands)
                                                                       Six Months Ended
                                                                           June 30,
                                                                       1996          1995
                                                                    ----------    ----------
Operating activities:
     Net income                                                   $     9,021   $    14,040
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Gain on sale of securities                                      (314)         (369)
         Accretion of bond discount or premium                         (1,036)         (631)
         Amortization debt issue costs                                    328           - -
         Directors fees paid in capital stock                              67           - -
         Change in assets and liabilities:
             Accrued investment income                                   (168)         (168)
             Premiums due and unpaid                                   (1,910)        1,408
             Due from reinsurers                                      (20,883)       10,811
             Due from agents                                            1,492           966
             Value of insurance in force                                  882         1,192
             Deferred policy acquisition costs                            750         2,487
             Other assets                                                (280)          453
             Reserves for future policy benefits and claims            25,222         4,991
             Income taxes payable                                       1,208        (1,174)
             Accrued expenses and other liabilities                      (409)        1,056
                                                                    ----------    ----------
                      Net cash provided by operating activities        13,970        35,062

Investing activities:
     Sale of fixed maturities                                          61,937        29,223
     Maturity of fixed maturities                                       3,330           - -
     Sale of common stock                                               2,487         5,345
     Purchase of fixed maturities                                     (57,116)     (107,937)
     Purchase of common stock                                             - -          (218)
     Principal payments on mortgages                                      769         1,087
     Principal payments on policy loans                                   654         1,489
     Security transactions in course of settlement                     (3,135)          203
     Change in short-term and other  invested assets                   (1,156)       36,217
                                                                    ----------    ----------
                      Net cash used in investing activities             7,770       (34,591)

Financing activities:
     Dividends paid                                                       - -        (9,000)
     Redemption of preferred stock                                    (24,868)          - -
     Principal payments on bank debt                                   (2,000)          - -
     Cost of borrowings capitalized                                      (155)          - -
                                                                    ----------    ----------
                      Net cash used in financing activities           (27,023)       (9,000)

Decrease in cash and cash equivalents                                  (5,283)       (8,529)
Cash and cash equivalents at beginning of period                        2,198         3,096
                                                                    ----------    ----------
Cash and cash equivalents at end of period                        $    (3,085)  $    (5,433)
                                                                    ==========    ==========
Supplemental disclosure of cash flow information:
     Cash paid for taxes                                          $     3,650   $     8,186
     Interest  paid                                               $     3,552   $       - -

See accompanying notes to condensed consolidated financial statements.

                                         TRANSPORT HOLDINGS INC.


                        Condensed Consolidated Statement of Stockholders' Equity
                                               (unaudited)
                                   (in thousands except share amounts)

                                                                                           Unrealized
                                 Preferred Stock      Class A Common Stock                appreciation
                               --------------------  ----------------------              (depreciation)
                                Shares                 Shares                 Paid in    of securities,    Retained
                                Issued     Amount      Issued      Amount     Capital          net          Deficit      Total
                               ---------  ---------  -----------  ---------  ---------  -----------------  ---------   ---------
Balance December 31, 1995       182,060   $  45,515   1,590,461   $      16  $ 169,665  $          24,245  $(35,346)   $ 204,095

Net income                                                                                                    9,021        9,021

Issuance of shares to directors                           1,587           0         67                                        67

Redemption of preferred stock   (91,030)    (22,757)                                                         (2,110)     (24,867)

Unrealized investment losses,
    net of taxes                                                                                  (20,187)               (20,187)
                               ---------  ---------  -----------  ---------  ---------  -----------------  ---------   ---------
Balance, June 30, 1996           91,030   $  22,758   1,592,048   $      16  $ 169,732  $           4,058  $(28,435)   $ 168,129
                               =========  =========  ===========  =========  =========  =================  =========   =========

See accompanying notes to condensed consolidated financial statements.

                            TRANSPORT HOLDINGS INC.

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

1. Organization

Transport Holdings Inc. (the "Company") was incorporated under the laws of the State of Delaware. The Company is the sole stockholder of Intermediate Holdings Inc., a Delaware corporation. Intermediate Holdings Inc. is the sole stockholder of THD Inc., a Delaware corporation organized in 1996 and TLSD Inc., a Delaware corporation organized in 1995. THD Inc. is the sole stockholder of TLIC Life Insurance Company, a Texas life insurance company organized in 1995. TLIC Life Insurance Company is the sole stockholder of Transport Life Insurance Company, a Texas life insurance company organized in 1958 and in continuous operation since that time. Transport Life Insurance Company in turn owns all of the common stock of Continental Life Insurance Company, a Texas insurance company formed and in continuous operation since 1969, and a wholly owned subsidiary of Transport Life Insurance Company since 1971. TLIC Life Insurance Company, Transport Life Insurance Company, and Continental Life Insurance Company are principally engaged in the supplemental life and health insurance business.

These condensed consolidated financial statements include the accounts of the Company, Intermediate Holdings Inc., THD Inc., TLSD Inc., TLIC Life Insurance Company, Transport Life Insurance Company, and Continental Life Insurance Company, which have been combined for all periods presented. All material intercompany accounts and transactions have been eliminated. Prior to September 1995, there were no material assets, liabilities, or results of operations for any of the consolidated companies except Transport Life Insurance Company and Continental Life Insurance Company.

2. Basis of Presentation

The condensed consolidated financial statements as of and for the three months and six months ended June 30, 1996 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report dated March 22, 1996 and furnished to stockholders of the Company. The results of operations for the three month and six month periods ended June 30, 1996 should not be considered indicative of the results to be expected for the entire year.

3.  Earnings Per Share

Substantially all of the Company's Class A Common Stock was issued on September 29, 1995. On April 30, 1996, 1,587 shares of Class A Common
Stock were issued to certain of the Company's directors in payment of directors' fees. Primary earnings per share was based on the weighted average number of Class A shares outstanding plus the weighted average number of common stock equivalents outstanding for stock options granted, using the treasury stock method. Fully diluted earnings per share was based on the number of shares that would be outstanding if the $50 million of subordinated convertible notes payable were converted into Class A shares (if such notes were presently convertible into Class A shares) and assuming the exercise of outstanding stock options using the treasury stock method. None of the stock options outstanding are currently exercisable.

On June 28, 1996, the Company redeemed 91,030 shares of preferred stock then outstanding at a cost of approximately $25 million. Approximately
$2 million was charged to retained deficit for the excess of the redemption price, as determined pursuant to the preferred stock indenture, over the
carrying value of the shares redeemed.   This excess represented cumulative
unpaid dividends on the preferred stock redeemed for the period from issuance (September 29, 1995) to redemption.

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

CHANGE IN CAPITALIZATION

     On June 28, 1996, the Company redeemed one half of its preferred stock then outstanding for cash of $25 million. Pursuant to the terms of the preferred stock, the redemption price included an amount for accrued but undeclared dividends on the shares redeemed at a rate of 12% per annum compounded quarterly since issue. The preferred stock was issued on September 29, 1995. The $2 million excess of the redemption price over the carrying value of the shares redeemed was charged to retained deficit.
In connection with the redemption, the Company's loan agreements for its bank debt were amended at a cost of $0.2 million. These costs were capitalized and will be amortized over the remaining life of the bank debt.

RESULTS OF OPERATIONS

     OVERVIEW

     The Company sold its long term care business effective October 1, 1995. Results for the second quarter of 1996 as compared to the second quarter of 1995, and the first six months of 1996 as compared to the first six months of 1995, reflect a reduction in premiums, benefits, and investment income because of the sale of this business. In addition, the Company incurred interest expense on bank debt and the subordinated convertible notes in the first and second quarters of 1996. These notes were issued on September 29, 1995.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     PREMIUM INCOME

     Premium income, net of reinsurance, decreased by 48% or $25.1 million to $27.7 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, principally as a result of the sale of the long term care business. Long term care insurance premiums were $24.6 million in the second quarter of 1995 as compared to none in the second quarter of 1996. Cancer insurance premiums declined $0.4 million or 2% to $17.3 million.
The decrease for cancer insurance premiums is attributable to reduced sales in the past several years. The Company expects the decline in premium income to continue for at least six months as a result of the declines in new sales in prior periods.

     New annualized premium for cancer and heart/stoke insurance decreased 17% or $0.5 million to $2.7 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The Company believes that the factors which resulted in sales declines in 1995, 1994 and 1993 have continued to impact new annualized premium. These factors include the Company's cancer insurance marketing agencies process of adjusting to a rate increase environment and to selling policies with more limited radiation and chemotherapy benefits.

     NET INVESTMENT INCOME

     Net investment income decreased by 25% or $3.4 million to $10 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease resulted primarily from lower levels of invested assets because of the sale of the long term care business. Invested assets were $537 million at June 30, 1996 as compared to $772 million at June 30, 1995, a decrease of $235 million or 30%. In
December 1995, the Company transferred $250 million to the buyer of the
long term care business in connection with the sale.   During the first
quarter of 1996, the Company sold most of its equity securities and reinvested the proceeds in fixed maturity securities. Equity securities (at market) were $0.9 million at June 30, 1996 as compared to $3.5 million at December 31, 1995. On June 28, 1996, the Company paid $25 million to the holder of its preferred stock for the redemption of one half of the preferred stock outstanding.

     The use of $25 million of invested assets for the redemption of preferred stock on June 28, 1996 will result in a decrease in investment income in future quarters. In addition, investment income is impacted by, among other things, changes in prevailing market interest rates and the creditworthiness and period to maturity of the Company's investments. Investment income in future periods may differ from past experience as a result of changes in any or all of these factors. Significant increases or decreases in investment income could correspondingly affect future results of operations.

     OTHER INCOME

     Other income was $0.3 million in the three months ended June 30, 1996, relating to incentive management fees on business the Company administers for a third party. There was no other income in 1995.

     NET CLAIMS AND OTHER POLICY BENEFITS

     Benefits decreased by 47% or $16.8 million to $18.7 million for the three months ended June 30, 1996 as compared to the three months ended
June 30, 1995, primarily as a result of the sale of the long term care business. Benefits for long term care business were $18.2 million in the second quarter of 1995, and none in the second quarter of 1996. Benefits for cancer insurance increased by $0.3 million to $11.3 million and benefits for major/catastrophic hospital insurance decreased by $0.7 million. The provision for benefits is impacted by the number of policyholders who qualify for benefits, along with the severity and duration of their claims, as well as the Company's estimates of future obligations on policies currently in force. Any or all of these factors may change in the future, causing the provision for benefits to increase or decrease with a corresponding impact on results of operations.

     COMMISSIONS AND DEFERRED POLICY ACQUISITION COSTS

     Commissions paid decreased by 49% or $5.4 million to $5.6 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, primarily as a result of the sale of the long term care business. Commissions for long term care business declined by $4.9 million as compared to the second quarter of 1995. Commissions paid on cancer, heart/stroke, and other accident and health insurance declined by $0.4 million or 7% as a result of lower new sales. First year commissions capitalized declined $1.2 million and other capitalized expenses related to the production of new business declined $1 million as a result of the sale of the long term care business and lower new sales of cancer, heart/stroke, and other accident and health insurance.

     Amortization of deferred policy acquisition costs and value of insurance in force declined by 66% or $4.1 million to $2.1 million for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, primarily as a result of the sale of the long term care business and the extinguishment of deferred costs associated with that business upon sale.

     INTEREST EXPENSE

     Interest expense was $2.2 million for the three months ended
June 30, 1996. There was no interest expense in the second quarter of 1995, which was prior to the date of the Company's long term borrowings.

     OTHER OPERATING EXPENSES

     Administrative expenses decreased by 44% or $2.9 million to $3.8 million for the three months ended June 30, 1996 ascompared to the three months ended June 30, 1995. In the second quarter of 1996, the Company received $1.4 million of expense reimbursements related to long term care insurance for costs of administering the business on behalf of the buyer and premium tax reimbursements. The remainder of the decrease resulted primarily from staff reductions made in connection with the sale of the long term care business.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     PREMIUM INCOME

     Premium income, net of reinsurance, decreased by 49% or $53 million to $55.6 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, principally as a result of the sale of the long term care business. Long term care insurance premiums were $50.4 million in the first six months of 1995 as compared to none in the first six months of 1996. Cancer insurance premiums declined $1.1 million or 3% to $34.6 million. The decrease for cancer insurance premiums is attributable to reduced sales in the past several years. The Company expects the decline in premium income to continue for at least six months as a result of the declines in new sales in prior periods.

     New annualized premium for cancer and heart/stoke insurance decreased 17% or $1.0 million to $5.1 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The Company believes that the factors which resulted in sales declines in 1995, 1994 and 1993 have continued to impact new annualized premium. These factors include the Company's cancer insurance marketing agencies' process of adjusting to a rate increase environment and to selling policies with more limited radiation and chemotherapy benefits.

     NET INVESTMENT INCOME

     Net investment income decreased by 24% or $6.2 million to $19.9 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease resulted primarily from lower levels of invested assets because of the sale of the long term care business as discussed previously in the analysis of second quarter results.

     The use of $25 million of invested assets for the redemption of preferred stock on June 28, 1996 will result in a decrease in investment income in future quarters. In addition, investment income is impacted by, among other things, changes in prevailing market interest rates and the creditworthiness and period to maturity of the Company's investments. Investment income in future periods may differ from past experience as a result of changes in any or all of these factors. Significant increases or decreases in investment income could correspondingly affect future results of operations.

     OTHER INCOME

     Other income was $0.6 million in the six months ended June 30, 1996, relating to incentive management fees on business the Company administers for a third party. There was no other income in 1995.

     NET CLAIMS AND OTHER POLICY BENEFITS

     Benefits decreased by 50% or $36.7 million to $37.1 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, primarily as a result of the sale of the long term care business. Benefits for long term care business were $37.9 million in the first six months of 1995, and none in the first six months of 1996. Benefits for cancer insurance increased by $0.5 million to $22.5 million and benefits for major/catastrophic hospital insurance decreased by $1.6 million. The provision for benefits is impacted by the number of policyholders who qualify for benefits, along with the severity and duration of their claims, as well as the Company's estimates of future obligations on policies currently in force. Any or all of these factors may change in the future, causing the provision for benefits to increase or decrease with a corresponding impact on results of operations.

     COMMISSIONS AND DEFERRED POLICY ACQUISITION COSTS

     Commissions paid decreased by 51% or $11.8 million to $11.3 million for the six months ended June 30, 1996 as compared to the six months ended
June 30, 1995, primarily as a result of the sale of the long term care business. Commissions for long term care business declined by $10.3 million as compared to the first six months of 1996. Commissions paid on cancer, heart/stroke, and other accident and health insurance declined by $1 million or 8% as a result of lower new sales. First year commissions capitalized declined $3 million and other capitalized expenses related to the production of new business declined $2 million as a result of the sale of the long term care business and lower new sales of cancer, heart/stroke, and other accident and health insurance.

     Amortization of deferred policy acquisition costs and value of insurance in force declined by 63% or $7.1 million to $4.2 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, primarily as a result of the sale of the long term care business and the extinguishment of deferred costs associated with that business upon sale.

     INTEREST EXPENSE

     Interest expense was $4.6 million for the six months ended June 30, 1996. There was no interest expense in the first six months of 1995, which was prior to the date of the Company's long term borrowings.

     OTHER OPERATING EXPENSES

     Administrative expenses decreased by 40% or $5.4 million to $8 million for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. In the first six months of 1996, the Company received $2.9 million of expense reimbursements related to long term care insurance for cost of administering the business on behalf of the buyer and premium tax reimbursements. The remainder of the decrease resulted primarily from staff reductions made in connection with the sale of the long term care business.

EARNINGS PER SHARE

      The Company was a wholly owned subsidiary of Travelers Group Inc. until September 29, 1995, and no earnings per share are presented for the 1995 periods. Earnings per share are presented for the quarter and six months ended June 30, 1996. For the quarter and six months, respectively, $1.4 million and $2.8 million of earnings accrued to the benefit of the preferred stockholder. Primary and fully diluted earnings per share include the effect of outstanding stock options using the treasury stock method. None of the Company's stock options outstanding are presently exercisable. Fully diluted earnings per share also includes the effect on earnings per share had the subordinated convertible notes been converted into Class A Common shares. These notes are not presently convertible. They become convertible into Class B Common stock in September 1996 and into Class A Common stock in 2000 (earlier under certain circumstances).

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders on May 9, 1996, stockholders elected two nominees for Class I Directors for three-year terms expiring in 1999 as set forth in the Company's Proxy Statement relating to the Meeting. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to such nominees. The following numbers of votes were cast by the holders of the Class A Common Stock and the Series A Cumulative Exchangeable Preferred Stock as to the Class I Director nominees:
J. Luther King, Jr. 1,540,384.93 votes for and 4,664.82 votes withheld; and
A. Foster Nelson, 1,540,148.26 votes for and 4,903.30 votes withheld. The terms as directors of Daniel L. Doctoroff, Gerald Grinstein, Garland M. Lasater, Jr. and John T. Sharpe continued after the Annual Meeting of Stockholders.

     Additionally, KPMG Peat Marwick LLP was ratified as the Company's independent auditors for the 1996 fiscal year by a vote of 1,533,377.79 for, 3,803.43 against, and 7,870.35 abstained.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

EXHIBIT
  NO.                              DESCRIPTION
3.1(i)    Restated Certificate of Incorporation of Registrant. (1) <F3>

3.2(i)    Certificate of Designation of Series A Cumulative Exchangeable
          Preferred Stock of Registrant. (2) <F4>



3.3(ii)   Amended and Restated Bylaws of Registrant. (1) <F3>

4.1       Form of Class A Common Stock Certificate. (3) <F5>

4.2 Subordinated Convertible Loan Agreement dated as of June 12, 1995, among the Registrant, Travelers Group Inc. ("Travelers") and the
          Lenders named therein (the "Lenders"). (3) <F5>

4.3 Amendment No. 1 to Subordinated Convertible Loan Agreement dated as of August 7, 1995, among the Registrant, Travelers and the Lenders. (2) <F4>

4.4 Amendment No. 2 to Subordinated Convertible Loan Agreement dated as of January 16, 1996, among the Registrant, Insurance Partners, L.P.
          and Insurance Partners Offshore (Bermuda), L.P. (4) <F6>

4.5       Form of Series A Note. (3) <F5>

4.6       Form of Series B Note. (3) <F5>

4.7       Preferred Stock Registration Rights Agreement among Travelers and
          Registrant dated as of June 12, 1995. (3) <F5>

4.8 Convertible Debt Registration Rights Agreement among the Registrant and the Lenders dated as of June 12, 1995. (3) <F5>

4.9       Warrants to purchase Class A Common Stock of the Registrant. (2) <F4>

4.10      Warrant Stock Registration Rights Agreement, dated September 29,
          1995, between Registrant and The Lasater Children's 1995 GST Exempt
          Trusts and The Sharpe Children's 1995 GST Exempt Trusts. (2) <F4>

4.11 Form of Indenture between the Registrant as Issuer and ____________ as Trustee for the Junior Subordinated Exchange Debentures due 2006.
          (3) <F5>

4.12      Pledge Agreement between the Registrant and Insurance Partners
          Advisors, L.P. as agent. (1) <F3>

10.1 Second Amendment to Credit Agreement dated as of June 26, 1996, among Intermediate Holdings, various lending institutions and Chase
          Manhattan Bank, N.A. ("Chase") as administrative agent. (5) <F7>

10.2      Pledge Agreement, dated as of June 26, 1996, between THD Inc.
          ("THD") and Chase. (5) <F7>



10.3      Guaranty, dated as of June 26, 1996, between THD and Chase. (5) <F7>

11.1      Schedule of Computation of Earnings Per Share. (5) <F7>

27        Financial Data Schedule (5) <F7>

__________

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

     b.   Reports on Form 8-K

          None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Transport Holdings Inc.


August 14, 1996          By:       DEBORAH V. GREER
                            ------------------------------
                              Deborah V. Greer
                              Vice President and Controller
                              (Chief accounting officer and duly authorized officer of registrant)