Form 10-Q
period 1996-09-30
TRANSPORT HOLDINGS INC
filed 1996-11-14
CIK 946676

________________________________________________________________________________


                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                            ___________________________

                                     FORM 10-Q

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996

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


                       Yes    X       No


As of October 31, 1996, there were 1,592,048 shares of the registrant's Class A Common Stock, $.01 par value, outstanding.

________________________________________________________________________________

                              TRANSPORT HOLDINGS INC.
                                     FORM 10-Q
                                 TABLE OF CONTENTS


                                                                           PAGE

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements . . . . . . . . . . . . . . . . .            1

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations. . . .           8



PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .           14

Item 2.     Changes in Securities. . . . . . . . . . . . . . . . .           14

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . .           14

Item 4.     Submission of Matters to a Vote of Security Holders. .           14

Item 5.     Other Information. . . . . . . . . . . . . . . . . . .           14

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .           14

                             TRANSPORT HOLDINGS INC.

                      Condensed Consolidated Balance Sheets

                                                                       (in thousands)
                                                                  September 30,  December 31,
                                                                     1996            1995
Assets                                                            (unaudited)        (a) <F1>
                                                                  -----------    -----------
Fixed maturities available for sale, at market
   (cost:  1996 - $476,722; 1995 - $482,626)                    $    482,993   $    518,303
Equity securities, at market
   (cost:  1996 - $76; 1995 - $1,850)                                  1,074          3,473
Mortgage loans on real estate                                          8,335          9,348
Investment in real estate                                                301            195
Policy loans                                                          16,886         18,487
Short-term investments                                                33,831         22,952
Other investments                                                      6,212          4,872
                                                                  -----------    -----------
   Total investments                                                 549,632        577,630

Cash and cash equivalents                                                742          2,198
Accrued investment income                                              5,704          6,258
Premiums due and unpaid                                                3,339          4,918
Due from reinsurers                                                  328,564        298,867
Due from agents                                                        3,408          5,332
Value of insurance in force                                           10,778         12,177
Deferred policy acquisition costs                                     28,392         29,531
Debt issue costs                                                       3,439          3,738
Other assets                                                           7,868          9,839
                                                                  -----------    -----------
      Total assets                                              $    941,866   $    950,488
                                                                  ===========    ===========
                                                                                 (Continued)

                             TRANSPORT HOLDINGS INC.

                                                                        (in thousands)
                                                                  September 30,  December 31,
                                                                     1996           1995
Liabilities and Stockholders' Equity                              (unaudited)        (a) <F1>
                                                                  -----------    -----------
Notes payable to banks                                          $     58,250   $     60,250
Subordinated convertible notes payable                                50,000         50,000
Future policy benefits                                               344,256        315,253
Unearned premiums                                                     34,682         39,961
Policy and contract claims                                           241,653        229,179
Other policyholder funds                                               2,802          3,130
Income taxes payable                                                  17,453         28,074
Accrued expenses and other liabilities                                18,551         20,546
                                                                  -----------    -----------
      Total liabilities                                              767,647        746,393

Stockholders' equity
   Preferred stock, $0.01 par value per share, 2,000,000
     shares authorized; shares issued and outstanding:
     91,030 at September 30, 1996, 182,060 at December 31,
     1995; redemption value: $25,630 at September 30, 1996,
     $46,911 at December 31, 1995                                     22,758         45,515
   Class A common stock, $0.01 par value per share,
      8,000,000 shares authorized;  shares issued and
      outstanding:  1,592,048 at September 30, 1996, 1,590,461
      at December 31, 1995                                                16             16
   Class B common stock, $0.01 par value per share,
      2,000,000 shares authorized, none issued                           - -            - -
   Paid in capital                                                   169,732        169,665
   Unrealized appreciation of securities, net                          4,725         24,245
   Retained (deficit)                                                (23,012)       (35,346)
                                                                  -----------    -----------
      Total equity                                                   174,219        204,095
                                                                  -----------    -----------
Total liabilities and stockholders' equity                      $    941,866   $    950,488
                                                                  ===========    ===========

<F1>
(a) Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

                             TRANSPORT HOLDINGS INC.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                     (in thousands, except per share amounts)

                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                            1996           1995               1996           1995
                                                         -----------   -----------         -----------    -----------
Revenues:
   Net premium income                                  $     26,829   $     51,449       $     82,451   $    160,067
   Investment income, net of related expenses                 9,673         13,668             29,552         39,708
   Realized investment gains                                     20          (449)                334            (80)
   Other income                                                 794            - -              1,394            - -
                                                         -----------   -----------         -----------    -----------
      Total revenues                                         37,316         64,668            113,731        199,695

Benefits and expenses:
   Incurred claims and other policy benefits, net            17,040         34,762             54,101        108,479
   Commissions                                                5,933         10,573             17,266         33,728
   Capitalization of deferred policy acquisition costs       (1,098)       (2,838)             (3,686)       (10,495)
   Amortization of deferred policy acquisition costs
      and value of insurance in force                         2,004          6,837              6,224         18,174
   Interest expense and amortization
      of debt issue costs                                     2,238            - -              6,795            - -
   Expenses of spin-off and related transactions                - -          2,209                - -          2,209
   Other operating expenses                                   2,856          5,959              10,810         19,309
                                                         -----------    -----------         -----------    -----------
      Total benefits and expenses                            28,973         57,502              91,510        171,404
                                                         -----------    -----------         -----------    -----------
      Income before tax                                       8,343          7,166              22,221         28,291

   Provision for federal income tax                           2,920          3,048               7,777         10,133
                                                         -----------    -----------         -----------    -----------
      Net income                                       $      5,423   $      4,118        $     14,444   $     18,158
                                                         ===========    ===========         ===========    ===========
Earnings per share:
      Primary                                          $       2.88   $     238.20 a <F2> $       6.73   $   3,116.72 a <F2>
                                                         ===========    ===========         ===========    ===========
      Fully diluted                                    $       1.68   $     121.89 b <F3> $       4.06   $   1,594.82 b <F3>
                                                         ===========    ===========         ===========    ===========

<F2>
(a) Primary earnings per share was based on average shares outstanding of 17,288 for the three months ended September 30, 1995 and 5,826 for the nine months then ended. Earnings per share as if the entire 1,590,461 shares outstanding after the September 29, 1995 distribution had been outstanding for the entire period would have been $2.59 for the three months ended September 30, 1995 and $11.42 for the nine months then ended.
<F3>
(b) Fully diluted earnings per share was based on average shares outstanding of 33,786 for the three months ended September 30, 1995 and 11,386 for the nine months then ended. Earnings per share as if the entire 3,108,266 shares outstanding on a fully diluted basis after the September 29, 1995 distribution had been outstanding for the entire period would have been $1.32 for the three months ended September 30, 1995 and $5.84 for the nine months then ended.

See accompanying notes to condensed consolidated financial statements.

                             TRANSPORT HOLDINGS INC.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                        (in thousands)
                                                                      Nine Months Ended
                                                                        September 30,
                                                                     1996           1995
                                                                  -----------    -----------
Operating activities:
   Net income                                                   $     14,444   $     18,158
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Gain on sale of securities                                        (334)            80
      Accretion of bond discount or premium                           (1,562)        (1,059)
      Amortization debt issue costs                                      454            - -
      Directors fees paid in capital stock                                67            - -
      Change in assets and liabilities:
         Accrued investment income                                       554            214
         Premiums due and unpaid                                       1,579          1,146
         Due from reinsurers                                         (29,697)        12,114
         Due from agents                                               1,924          1,774
         Value of insurance in force                                   1,399          1,847
         Deferred policy acquisition costs                             1,139          5,831
         Other assets                                                  1,972          1,686
         Reserves for future policy benefits and claims               35,870         11,778
         Income taxes payable                                           (110)        (1,849)
         Accrued expenses and other liabilities                        1,109           (270)
                                                                  -----------    -----------
                  Net cash provided by operating activities           28,808         51,450

Investing activities:
   Sale of fixed maturities                                           64,251        143,190
   Maturity of fixed maturities                                        5,150            - -
   Sale of common stock                                                2,487         53,170
   Sale of preferred stock                                               - -          1,936
   Sale of investment in Travelers                                       - -         35,200
   Sale of real estate                                                   - -         16,585
   Sale of mortgage                                                      - -          7,000
   Purchase of fixed maturities                                      (62,336)      (300,359)
   Purchase of common stock                                              - -        (46,637)
   Principal payments on mortgages                                     1,013          1,508
   Principal payments on policy loans                                  1,601          1,662
   Security transactions in course of settlement                      (3,104)           - -
   Change in short-term and other invested assets                    (12,303)        23,652
                                                                  -----------    -----------
                  Net cash used in investing activities               (3,241)       (63,093)

Financing activities:
   Issuance of long term debt                                            - -        112,000
   Debt issue costs                                                      - -         (3,868)
   Dividends paid                                                        - -       (105,000)
   Cost of preferred stock issue                                         - -           (466)
   Issuance of warrants                                                  - -             93
   Redemption of preferred stock                                     (24,868)           - -
   Principal payments on bank debt                                    (2,000)           - -
   Cost of borrowings capitalized                                       (155)           - -
                                                                  -----------    -----------
                  Net cash used in financing activities              (27,023)         2,759

Decrease in cash and cash equivalents                                 (1,456)        (8,884)
Cash and cash equivalents at beginning of period                       2,198          3,096
                                                                  -----------    -----------
Cash and cash equivalents at end of period                      $        742   $     (5,788)
                                                                  ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid for taxes                                          $      7,561   $     11,982
   Interest  paid                                               $      6,696   $        - -

See accompanying notes to condensed consolidated financial statements.

                              TRANSPORT HOLDINGS INC.


             Condensed Consolidated Statement of Stockholders' Equity
                                    (unaudited)
                        (in thousands except share amounts)

                                                                                         Unrealized
                                                                                        appreciation
                                 Preferred Stock    Class A Common Stock               (depreciation)
                                Shares               Shares                Paid in     of securities,   Retained
                                Issued     Amount    Issued     Amount     Capital           net         Deficit       Total
                                --------  --------  ---------   ------    ---------    --------------   ----------    ----------
Balance December 31, 1995       182,060  $  45,515  1,590,461  $    16   $  169,665   $       24,245   $  (35,346)   $  204,095

Net income                                                                                                 14,444        14,444

Issuance of shares to directors                         1,587        0           67                                          67

Redemption of preferred stock   (91,030)   (22,757)                                                        (2,110)      (24,867)

Unrealized investment losses,
    net of taxes                                                                             (19,520)                   (19,520)
                                --------   --------  ---------   ------   ---------    --------------   ----------    ----------

Balance, September 30, 1996      91,030   $  22,758  1,592,048  $    16  $  169,732   $        4,725   $  (23,012)   $  174,219
                                ========   ========  =========   ======   =========    ==============   ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                              TRANSPORT HOLDINGS INC.

               Notes to Condensed Consolidated Financial Statements

                                    (Unaudited)

1.     Organization

Transport Holdings Inc. (the "Company") was incorporated under the laws of the State of Delaware. The Company is the sole stockholder of Intermediate Holdings Inc., a Delaware corporation. Intermediate Holdings Inc. is the sole stockholder of THD Inc., a Delaware corporation organized in 1996 and TLSD
Inc., a Delaware corporation organized in 1995. THD Inc. is the sole shareholder of TLIC Life Insurance Company, a Texas life insurance company organized in 1995. TLIC Life Insurance Company is the sole shareholder of Transport Life Insurance Company, a Texas life insurance company organized in 1958 and in continuous operation since that time. Transport Life Insurance Company in turn owns all of the common stock of Continental Life Insurance Company, a Texas insurance company formed and in continuous operation since 1969, and a wholly owned subsidiary of Transport Life Insurance Company since 1971. TLIC Life Insurance Company, Transport Life Insurance Company, and Continental Life Insurance Company are principally engaged in the supplemental life and health insurance business.

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

2.     Basis of Presentation

The condensed consolidated financial statements as of and for the three months and nine months ended September 30, 1996 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report dated March 22, 1996 and furnished to stockholders of the Company. The results of operations for the three month and nine month periods ended September 30, 1996 should not be considered indicative of the results to be expected for the entire year.

3.     Earnings Per Share

Substantially all of the Company's Class A Common Stock was issued on September 29, 1995. On April 30, 1996, 1,587 shares of Class A Common Stock were issued to certain of the Company's directors in payment of directors' fees. Primary earnings per share was based on the weighted average number of Class A shares outstanding plus the weighted average number of common stock equivalents outstanding for stock options granted, using the treasury stock method. Fully diluted earnings per share was based on the number of shares that would be outstanding if the $50 million of subordinated convertible notes payable were converted into Class A shares (if such notes were presently convertible into Class A shares) and assuming the exercise of outstanding stock options using the treasury stock method. None of the stock options outstanding were exercisable at September 30, 1996.

On June 28, 1996, the Company redeemed 91,030 shares of preferred stock then outstanding at a cost of approximately $25 million. Approximately $2 million was charged to retained deficit for the excess of the redemption price, as determined pursuant to the preferred stock certificate, over the carrying value of the shares redeemed. This excess represented cumulative unpaid dividends on the preferred stock redeemed for the period from issuance (September 29, 1995) to redemption.

4.     Pending Merger with Conseco, Inc.

On September 26, 1996, the Company announced that it had entered into an agreement to merge with and into Conseco, Inc. of Carmel, Indiana. Under the terms of the agreement, each share of the Company's common stock would be exchanged for the number of shares of Conseco, Inc. common stock determined by dividing $70 by the average trading price of the Conseco stock for the ten trading days immediately preceding the second trading day prior to closing (such number to be not more than 1.8301 nor less than 1.4000). The merger is subject to stockholder and regulatory approvals.

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

PENDING MERGER WITH CONSECO, INC.

 On September 26, 1996, the Company announced that it had entered into an agreement to merge with and into Conseco, Inc. of Carmel, Indiana. Under the terms of the agreement, each share of the Company's common stock would be exchanged for the number of shares of Conseco, Inc. common stock determined by dividing $70 by the average trading price of the Conseco stock for the ten trading days immediately preceding the second trading day prior to closing (such number to be not more than 1.8301 nor less than 1.4000). The merger, which is subject to stockholder and regulatory approvals, is expected to close before the end of 1996. Stockholders should read the Proxy Statement / Prospectus which will be furnished in connection with the notice of a special meeting of stockholders to vote on the proposed merger.

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

RESULTS OF OPERATIONS

 OVERVIEW

 The Company sold its long term care business effective October 1, 1995. Results for the third quarter of 1996 as compared to the third quarter of 1995, and the first nine months of 1996 as compared to the first nine months of 1995, reflect a reduction in premiums, benefits, and investment income because of the sale of this business. In addition, the Company incurred interest expense on bank debt and the subordinated convertible notes in the first three quarters of 1996. These notes were issued on September 29, 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

 PREMIUM INCOME

 Premium income, net of reinsurance, decreased by 48% or $24.6 million to $26.8 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, principally as a result of the sale of the long term care business. Long term care insurance premiums were $23.7 million in the third quarter of 1995 as compared to none in the third quarter of 1996. Cancer insurance premiums declined $0.5 million or 3% to $17.2 million. The decrease for cancer insurance premiums is attributable to reduced sales in the past several years. The Company expects the decline in premium income to continue for at least six months as a result of the declines in new sales in prior periods.

 New annualized premium for cancer and heart/stoke insurance decreased 38% or $1.2 million to $1.9 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The Company believes that the factors which resulted in sales declines in 1995, 1994 and 1993 have continued to impact new annualized premium. These factors include the Company's cancer insurance marketing agencies process of adjusting to a rate increase environment and to selling policies with more limited radiation and chemotherapy benefits.

 NET INVESTMENT INCOME

 Net investment income decreased by 29% or $4 million to $9.7 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease resulted primarily from lower levels of invested assets because of the redemption of preferred stock and the sale of the long term care business. Invested assets were $549 million at September 30, 1996 as compared to $798 million at September 30, 1995, a decrease of $249 million or 31%. In December 1995, the Company transferred $250 million to the buyer of the long term care business in connection with the sale. On June 28, 1996, the Company used $25 million of invested assets to redeem one half of its preferred stock then outstanding. During the first quarter of 1996, the Company sold most of its equity securities and reinvested the proceeds in fixed maturity securities. Equity securities (at market) were $1.1 million at September 30, 1996 as compared to $3.5 million at December 31, 1995.

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

 OTHER INCOME

 Other income was $0.8 million in the three months ended September 30, 1996, relating to incentive management fees on business the Company administers for a third party. There was no other income in 1995.

 NET CLAIMS AND OTHER POLICY BENEFITS

 Benefits decreased by 51% or $17.7 million to $17 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, primarily as a result of the sale of the long term care business.
Benefits for long term care business were $17.3 million in the third quarter of 1995, and none in the third quarter of 1996. Benefits for cancer insurance increased by $0.3 million to $10.9 million and benefits for major/catastrophic hospital insurance decreased by $0.7 million. The provision for benefits is impacted by the number of policyholders who qualify for benefits, along with the severity and duration of their claims, as well as the Company's estimates of future obligations on policies currently in force. Any or all of these factors may change in the future, causing the provision for benefits to increase or decrease with a corresponding impact on results of operations.

 COMMISSIONS AND DEFERRED POLICY ACQUISITION COSTS

 Commissions paid decreased by 44% or $4.6 million to $5.9 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, primarily as a result of the sale of the long term care business. Commissions for long term care business declined by $4.5 million as compared to the third quarter of 1995. Commissions paid on cancer, heart/stroke, and other accident and health insurance declined by $0.6 million or 10% as a result of lower new sales. First year commissions capitalized declined $0.9 million and other capitalized expenses related to the production of new business declined $0.8 million as a result of the sale of the long term care business and lower new sales of cancer, heart/stroke, and other accident and health insurance.

 Amortization of deferred policy acquisition costs and value of insurance in force declined by 71% or $4.8 million to $2 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, primarily as a result of the sale of the long term care business and the extinguishment of deferred costs associated with that business upon sale.

 INTEREST EXPENSE

 Interest expense was $2.2 million for the three months ended September 30, 1996. There was no interest expense in the third quarter of 1995, since the Company's long term borrowings were funded on the last day of that quarter.

 EXPENSES OF SPIN-OFF

 In the third quarter of 1995, the Company incurred $2.2 million of expenses in connection with the spin-off completed on September 29, 1995. There were no costs associated with the spin-off in the quarter ended September 20, 1996.

 OTHER OPERATING EXPENSES

 Administrative expenses decreased by 52% or $3.1 million to $2.9 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. In the third quarter of 1996, the Company received $1.4 million of expense reimbursements related to long term care insurance for costs of administering the business on behalf of the buyer and premium tax reimbursements. The remainder of the decrease resulted primarily from staff reductions made in connection with the sale of the long term care business.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

 PREMIUM INCOME

 Premium income, net of reinsurance, decreased by 48% or $77.6 million to $82.4 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, principally as a result of the sale of the long term care business. Long term care insurance premiums were $74.1 million in the first nine months of 1995 as compared to none in the first nine months of 1996. Cancer insurance premiums declined $1.6 million or 3% to $51.7 million. The decrease for cancer insurance premiums is attributable to reduced sales in the past several years. The Company expects the decline in premium income to continue for at least six months as a result of the declines in new sales in prior periods.

 New annualized premium for cancer and heart/stoke insurance decreased 24% or $2.2 million to $7 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The Company believes that the factors which resulted in sales declines in 1995, 1994 and 1993 have continued to impact new annualized premium. These factors include the Company's cancer insurance marketing agencies' process of adjusting to a rate increase environment and to selling policies with more limited radiation and chemotherapy benefits.

 NET INVESTMENT INCOME

 Net investment income decreased by 26% or $10.2 million to $29.6 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease resulted primarily from lower levels of invested assets because of the redemption of preferred stock and the sale of the long term care business as discussed previously in the analysis of third quarter results.

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

 OTHER INCOME

 Other income was $1.4 million in the nine months ended September 30, 1996, relating to incentive management fees on business the Company administers for a third party. There was no other income in 1995.

 NET CLAIMS AND OTHER POLICY BENEFITS

 Benefits decreased by 50% or $54.4 million to $54.1 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, primarily as a result of the sale of the long term care business.
Benefits for long term care business were $55.2 million in the first nine months of 1995, and none in the first nine months of 1996. Benefits for cancer insurance increased by $0.8 million to $33.8 million and benefits for major/catastrophic hospital insurance decreased by $2.3 million. The provision for benefits is impacted by the number of policyholders who qualify for benefits, along with the severity and duration of their claims, as well as the Company's estimates of future obligations on policies currently in force. Any or all of these factors may change in the future, causing the provision for benefits to increase or decrease with a corresponding impact on results of operations.

 COMMISSIONS AND DEFERRED POLICY ACQUISITION COSTS

 Commissions paid decreased by 49% or $16.5 million to $17.3 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, primarily as a result of the sale of the long term care business. Commissions for long term care business declined by $14.8 million as compared to the first nine months of 1995. Commissions paid on cancer, heart/stroke, and other accident and health insurance declined by $1.6 million or 9% as a result of lower new sales. First year commissions capitalized declined $4 million and other capitalized expenses related to the production of new business declined $2.8 million as a result of the sale of the long term care business and lower new sales of cancer, heart/stroke, and other accident and health insurance.

 Amortization of deferred policy acquisition costs and value of insurance in force declined by 66% or $12 million to $6.2 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, primarily as a result of the sale of the long term care business and the extinguishment of deferred costs associated with that business upon sale.

 INTEREST EXPENSE

 Interest expense was $6.8 million for the nine months ended September 30, 1996. There was no interest expense in the first nine months of 1995, since the Company's long term borrowings were funded on the last day of that period.

 OTHER OPERATING EXPENSES

 Administrative expenses decreased by 44% or $8.5 million to $10.8 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. In the first nine months of 1996, the Company received $4.3 million of expense reimbursements related to long term care insurance for costs of administering the business on behalf of the buyer and premium tax reimbursements. The remainder of the decrease resulted primarily from staff reductions made in connection with the sale of the long term care business.

EARNINGS PER SHARE

  The Company was a wholly owned subsidiary of Travelers Group Inc. until September 29, 1995. Earnings per share are presented for the three months and nine months ended September 30, 1995. In both cases, the Company's Class A Common Stock was outstanding for only one day in the period. Supplemental disclosure is provided on the face of the condensed consolidated statements of income as if the Class A Common Stock had been outstanding for the entire period. Earnings per share are also presented for the quarter and nine months ended September 30, 1996. For the quarter and nine months, respectively, $0.7 million and $3.6 million of earnings accrued to the benefit of the preferred stockholder. Primary and fully diluted earnings per share include the effect of outstanding stock options using the treasury stock method. None of the Company's stock options outstanding were exercisable at September 30, 1996. Fully diluted earnings per share also includes the effect on earnings per share had the subordinated convertible notes been converted into Class A Common shares. These notes are not presently convertible. They become convertible into Class B Common stock in September 1996 and into Class A Common stock in 2000 (earlier under certain circumstances).

                            PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

 None

ITEM 2.     CHANGES IN SECURITIES

 None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None

ITEM 5.     OTHER INFORMATION

 None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

 a.    Exhibits

EXHIBIT
  NO.                            DESCRIPTION
2.1       Agreement and Plan of Merger dated as of September 25, 1996, by and between Conseco, Inc. ("Conseco") and the Registrant. (1) <F4>

2.2       First Amendment to Agreement and Plan of Merger dated as of November
          7, 1996 by and between Conseco and the Registrant. (6) <F9>

3.1(i)    Restated Certificate of Incorporation of the Registrant. (2) <F5>

3.2(i)    Certificate of Designation of Series A Cumulative Exchangeable
          Preferred Stock of the Registrant. (3) <F6>

3.3(ii)   Amended and Restated Bylaws of the Registrant. (2) <F5>

4.1       Form of Class A Common Stock Certificate. (4) <F7>







4.2 Subordinated Convertible Loan Agreement dated as of June 12, 1995, among the Registrant, Travelers Group Inc. ("Travelers") and the
          Lenders named therein (the "Lenders"). (4) <F7>

4.3       Amendment No. 1 to Subordinated Convertible Loan Agreement dated as of
          August 7, 1995, among the Registrant, Travelers and the Lenders. (3)
          <F6>

4.4       Amendment No. 2 to Subordinated Convertible Loan Agreement dated as of
          January 16, 1996, among the Registrant, Insurance Partners, L.P. and
          Insurance Partners Offshore (Bermuda), L.P. (5) <F8>

4.5       Form of Series A Note. (4) <F7>

4.6       Form of Series B Note. (4) <F7>

4.7       Preferred Stock Registration Rights Agreement among Travelers and the
          Registrant dated as of June 12, 1995. (4) <F7>

4.8 Convertible Debt Registration Rights Agreement among the Registrant and the Lenders dated as of June 12, 1995. (4) <F7>

4.9       Warrants to purchase Class A Common Stock of the Registrant. (3) <F6>

4.10 Warrant Stock Registration Rights Agreement, dated September 29, 1995, between the Registrant and The Lasater Children's 1995 GST Exempt
          Trusts and The Sharpe Children's 1995 GST Exempt Trusts. (3) <F6>

4.11 Form of Indenture between the Registrant as Issuer and ____________ as Trustee for the Junior Subordinated Exchange Debentures due 2006. (3)
          <F6>

4.12      Pledge Agreement between the Registrant and Insurance Partners
          Advisors, L.P. as agent. (2) <F5>

11.1      Schedule of Computation of Earnings Per Share. (6) <F9>

27        Financial Data Schedule. (6) <F9>

_______________________

<F4>
(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 25, 1996, and incorporated herein by reference.
<F5>
(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
<F6>
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 29, 1995, and incorporated herein by reference.

<F7>
(4) Previously filed as an exhibit to the Company's Registration Statement No. 33-94960 on Form S-1, and incorporated herein by reference.

<F8>
(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
<F9>
(6)     Filed herewith.

        b.   Reports on Form 8-K

        During the quarter covered by this report, the Company filed a current report on Form 8-K dated September 25, 1996. The Company reported under item 7 of Form 8-K that the Company had entered into an agreement and plan of merger with Conseco, Inc. ("Conseco"), dated as of September 25, 1996, pursuant to which Conseco intends to acquire the Company by merger.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Transport Holdings Inc.


November 13, 1996               By: /S/ DEBORAH V. GREER
                                   _______________________________
                                   Deborah V. Greer
                                   Vice President and Controller
                                   (Chief accounting officer and duly authorized
                                          officer of registrant)